Form 10-K/A
period 1999-12-31
MELLON AUTO GRANTOR TRUST 1999-1
filed 2000-05-15
CIK 1084612

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

                                   Page 1 of 5
             This report consists 10 of consecutively numbered pages.

                           AMENDMENT NUMBER 1 OF 1

MELLON AUTO RECEIVABLES CORPORATION
MELLON AUTO GRANTOR TRUST 1999-1
-----------------------------------------------------------------------

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


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Collateral Agent under the Agreement referred to herein



Date:  May 15, 2000                 By:  /s/Jennifer Richardson
                                    -----------------------------
                                    Jennifer Richardson
                                    Assistant Vice President

                                 EXHIBIT INDEX

Exhibit     Description                                         Page

 99.1       Servicer's Annual Statements of Compliance            6
            and Officers' Certification

 99.2       Servicer's Annual Independent Accountants' Report     9

                                EXHIBIT 99.1

                Servicer's Annual Statement of Compliance and Officers' Certification

Mellon Bank
Loan Servicing Division
P.O. Box 149
Pittsburgh, PA  15230-0149



April 5, 2000

                     MANAGEMENT REPORT

As of and for the year ended December 31, 1999, Mellon Bank, N.A. has complied, in all material respects, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.4., III.3., III.4., III.6., IV. 1., V.2., V.3., and V.4., which management of Mellon Bank, N.A. has interpreted as being inapplicable to the servicing of the automobile loans held by Mellon Auto Grantor Trust 1999-1. As of and for this same period, Mellon Bank, N.A. had in effect a fidelity bond and errors and omissions policy in the amount of $300,000,000.

/s/ Patrick Rryan
Patrick Ryan
First Vice President
Loan Servicing & Collections Division


/s/ Victor A. Bertoty
Victor A. Bertoty
First Vice President
Consumer Loan Center/Portfolio Mgmt. & Dev. Division


/s/ Philip K. Hamm
Philip K. Hamm
Senior Vice President
Consumer Lending Group


/s/ Daniel J. Tuccillo
Daniel J. Tuccillo
Senior Vice President
Consumer Financial Services

Mellon Bank
Loan Servicing Division
P.O. Box 149
Pittsburgh, PA  15230-0149



                     OFFICER'S CERTIFICATE

                        MELLON BANK, N.A.

              MELLON AUTO GRANTOR TRUST 1999-1

The undersigned, Patrick Ryan, a First Vice President of Mellon Bank, N.A., pursuant to Section 3.10 of the Pooling and Servicing Agreement, dated as of April 1, 1999, by and among Mellon Auto Receivables Corporation, as Depositor (the "Depositor"), Mellon Bank, N.A., as Seller and Master Servicer, Norwest Bank Minnesota, N.A., as Trustee, and the Chase Manhattan Bank, as Collateral Agent, does hereby certify as follows:


     1. The undersigned is an officer of Mellon Bank, N.A. who is duly authorized to execute and deliver this Officer's Certificate to the Depositor and Trustee pursuant to the Agreement.


     2. A review of the activities of Mellon Bank, N.A. during the year ended December 31, 1999, with regard to its performance under the Agreement has been conducted under the supervision of the undersigned.


     3. To the best knowledge of the undersigned, Mellon Bank, N.A. has fulfilled its obligations under the Agreement throughout such year, and is not in default in the performance, observance or fulfillment of or compliance with any of the terms, provisions, covenants and condition of the Agreement.



                 IN WITNESS WHEREOF, the undersigned has executed this Officer's Certificate this 5th day of April, 2000.

                                MELLON BANK, N.A. as Master Servicer


                                By: /s/ Patrick Ryan
                                Name:  Patrick Ryan
                                Title: First Vice President

                                EXHIBIT 99.2

                Servicer's Annual Independent Accountants' Report

KPMG
One Mellon Bank Center                                  Telephone  412.391.9710
Pittsburgh, PA  15219                                   Fax  412.391.8963

INDEPENDENT ACCOUNTANTS' REPORT

Mellon Auto Grantor Trust 1999-1
c/o Norwest Bank Minnesota, National Association, as Trustee:


We have examined management's assertion about Mellon Bank, N.A.'s compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.4., I11.3., III.4., III.6.,
IV. 1., V.2., V.3., and V.4., which management of Mellon Bank, N.A. has interpreted as being inapplicable to the servicing of the automobile loans held by Mellon Auto Grantor Trust 1999-1, as of and for the year ended December 31, 1999, included in the accompanying Management Report. Management is responsible for Mellon Bank, N.A.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Mellon Bank, N.A.'s compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Mellon Bank, N,A.'s compliance with the aforementioned minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Mellon Bank, N.A.'s compliance with the minimum servicing standards.

In our opinion, management's assertion that Mellon Bank, N.A. has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 1999, is fairly stated, in all material respects.


/s/ KPMG, LLP

April 5, 2000